Form 10-K/A
period 2002-12-31
CENDANT MORTGAGE CAPITAL LLC
filed 2003-03-26
CIK 1158653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

            The original 10-K dated March 20, 2003 has been amended by this form 10-K/A to include the Series 2002-3 Trust.

                                  Annual Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2002

                      Commission file numbers:  333-68978

    CDMC Mortgage Pass-Through Certificates, Series 2002-1 and Series 2002-3

                       State of Incorporation:  New York
        I.R.S. Employer Identification Number, Series 2002-1: 04-3655754 I.R.S. Employer Identification Number, Series 2002-3: 03-0440342

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

Item 1.  Business:

     Not applicable.

Item 2.  Properties:

     Not applicable.

Item 3.  Legal Proceedings:

     The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreements relating to Series 2002-1 and 2002-3 (the Trusts), the Trustee, the Master Servicer or the registrant with respect to the Trusts.

Item 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a Vote of the Security Holders.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a)  There is no established public trading market for the certificates.

(b) For Series 2002-1 there are approximately 16 holders of record as of the end of the reporting year.
     For Series 2002-3 there are approximately 17 holders of record as of the end of the reporting year.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) The Certificates of each Series are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Certificates is not entitled to receive a certificate representing such Certificate, except in limited circumstances. Accordingly, Cede & Co. is the sole registered holder of Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Certificates for their own accounts or for the accounts of their customers.

     The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     55 Water Street
     New York, NY  10041

(b)  Not applicable.

(c)  Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Controls and Procedures

     Not applicable.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Exhibits

     1 Officer's Annual Statement as to Compliance for Series 2002-1 Cendant Mortgage Corporation as Master Servicer

     2 Officer's Annual Statement as to Compliance for Series 2002-3 Cendant Mortgage Corporation as Master Servicer

     3    Independent Auditor's Report ("USAP")
          Cendant Mortgage Corporation as Master Servicer

     4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders for Series 2002-1

     5 Aggregate Statement of Principal and Interest Distributions to Certificate Holders for Series 2002-3

(b) On November 06, 2002 and November 29, 2002 reports on Form 8-K were filed with respect to each Trust in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Not applicable.

(d)  Omitted.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 26, 2003
       --------------

     Filed on behalf of Cendant Mortgage Capital LLC, by Cendant Mortgage Corporation as Master Servicer for
     CDMC Mortgage Pass-Through Certificates, Series 2002-1 and Series 2002-3.


     By:       /s/ Terence W. Edwards
               ------------------------------
     Name:     Terence W. Edwards
     Title:    President and Chief Executive Officer
     Company:  Cendant Mortgage Corporation


                                  CERTIFICATION

I,  Terence W. Edwards, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the trusts (the "Trusts") created pursuant to the Pooling and Servicing Agreements (the "Agreements") dated February 1, 2002 and April 1, 2002 among Cendant Mortgage Capital LLC (the "Depositor"), Cendant Mortgage Corporation
     (the "Master Servicer") and Citibank, N.A. (the "Trustee");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not mis-leading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the Trustee by the Master Servicer under the Agreements for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the Master Servicer under the Agreements and based upon my knowledge and the annual compliance review required under the Agreements, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under the Agreements; and

5. The reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers as set forth in the Agreements, that is included in these reports.

In giving the certifications above, I have reasonably relied on the information provided to me by the following unaffiliated parties: the Trustee.

Date:  March 26, 2003
       --------------

By:       /s/ Terence W. Edwards
          --------------------------
Name:     Terence W. Edwards
Title:    President and Chief Executive Officer
Company:  Cendant Mortgage Corporation